Form 10QSB
period 2000-06-30
ANTARES CAPITAL CORP
filed 2000-08-24
CIK 852816

                     U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                   FORM 10-QSB



              QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                           SECURITIES EXCHANGE ACT OF 1934



                 For the quarterly period ended June 30, 2000


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

                            Yes X             No___


As of June 30, 2000, the Registrant had 2,000,000 shares of common stock, no par value per share, outstanding.

Transitional Small Business Disclosure Format (check one): Yes__    No X

                                    INDEX


                                                                     Page
                                                                    Number

Part I.  Financial Information

 Item 1. Financial Statements

         Review Report of Independent Certified
         Public Accountant ..........................................  3

         Balance Sheets as of June 30, 2000
         and December 31, 1999 ......................................  4

         Statements of Operations, Three Months
         Ended June 30, 2000 and 1999 ...............................  5

         Statements of Operations, Six Months
         Ended June 30, 2000 and 1999 ...............................  6

         Statements of Cash Flows, Six Months
         Ended June 30, 2000 and 1999 ...............................  7

         Notes to Financial Statements ..............................  8

 Item 2. Management's Discussion and Analysis of
         Financial Conditions and Results of
         Operations .................................................  9

Part II. Other Information .......................................... 10

Signature ........................................................... 11

            REVIEW REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANT






The Board of Directors
Antares Capital Corp.
Greenwood Village, CO

We have reviewed the accompanying balance sheet of Antares Capital Corp. as of June 30, 2000, and the related statements of operations and cash flows for the three months and six months then ended, in accordance with Statements on Standards for Accounting and Review Services issued by the American Institute of Certified Public Accountants. All information included in these financial statements is the representation of the management of Antares Capital Corp.

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



                                /s/ Schumacher & Associates, Inc.

                                Schumacher & Associates, Inc.
                                Certified Public Accountants
                                2525 Fifteenth Street, Suite 3H
                                Denver, Colorado 80211
August 11, 2000

                           ANTARES CAPITAL CORP.

                              BALANCE SHEETS
                               (Unaudited)

                                 ASSETS

                                                 June 30      December 31
                                                   2000           1999
                                              ------------     -----------

Current Assets
 Cash                                         $       195      $      195
                                              -----------      ----------
  Total Current Assets                                195             195

Organization costs, net of amortization             5,615           6,420
                                              -----------      ----------

  Total Assets                                $     5,810      $    6,615
                                              ===========      ==========



                     LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities:
     Accounts payable                               5,387           2,388
     Accounts payable, related party                  375               -
                                              -----------      ----------
  Total Current Liabilities                         5,762           2,388
                                              -----------      ----------

Stockholders' Equity:
Preferred Stock, no par value,
     5,000,000 shares authorized
     none issued and outstanding                        -               -
 Common Stock, no par value,
     100,000,000 shares authorized
     2,000,000 shares issued and
     outstanding                                    9,050           9,050
Additional paid-in capital                         12,600          10,800
Accumulated deficit                               (21,602)        (15,623)
                                              -----------      ----------
Total Stockholders' Equity                             48           4,227
                                              -----------      ----------

Total Liabilities and Stockholders' Equity    $     5,810      $    6,615
                                              ===========      ==========







The accompanying notes are an integral part of the financial statements.

                            ANTARES CAPITAL CORP.

                           STATEMENT OF OPERATIONS
                                (Unaudited)

                                                     Three Months Ended
                                              June 30, 2000    June 30, 1999
                                              -------------    -------------

Revenues                                       $           -    $          -
                                               -------------     -----------

Operating Expenses:
     Amortization                                        403             403
     Professional fees                                 1,647             850
     Rent                                                300             300
                                               -------------     -----------
       Total Operating Expenses                        2,350           1,553
                                               -------------     -----------

Net Loss                                       $      (2,350)    $    (1,553)
                                               -------------     -----------

Per Share                                      $         nil     $       nil
                                               =============     ===========

Weighted Average Number of Shares Outstanding      2,000,000       2,000,000
                                               =============     ===========


























The accompanying notes are an integral part of the financial statements.

                             ANTARES CAPITAL CORP.

                            STATEMENT OF OPERATIONS
                                  (Unaudited)

                                                     Six Months Ended
                                               June 30, 2000    June 30, 1999
                                               -------------    -------------

Revenues                                       $           -    $          -
                                               -------------     -----------

Operating Expenses:
     Amortization                                        805             805
     Professional fees                                 4,574           2,450
     Rent                                                600             600
                                               -------------     -----------
       Total Operating Expenses                        5,979           3,855
                                               -------------     -----------

Net Loss                                       $      (5,979)    $    (3,855)
                                               -------------     -----------

Per Share                                      $         nil     $       nil
                                               =============     ===========

Weighted Average Number of Shares Outstanding      2,000,000       2,000,000
                                               =============     ===========

























The accompanying notes are an integral part of the financial statements.

                              ANTARES CAPITAL CORP.

                             STATEMENT OF CASH FLOWS
                                   (Unaudited)

                                                   Six Months Ended
                                             June 30, 2000    June 30, 1999
                                             -------------    -------------

Cash Flows from Operating Activities:
     Net (loss)                              $    (5,979)      $   (3,855)
     Amortization                                    805              805
     Increase in accounts payable                  2,999              750
                                             -----------       ----------

  Net Cash (Used in) Operating Activities         (2,175)          (2,300)
                                             -----------       ----------

Cash Flows from Investing Activities:

      Increase in organization costs                   -           (8,000)
                                             -----------       ----------
 Net Cash (Used in) Investing Activities               -           (8,000)
                                             -----------       ----------

Cash Flows from Financing Activities:
     Increase in common stock and
      additional paid-in capital                   1,800            9,000
     Advances from related party                     375            1,800
                                             -----------       ----------

  Net Cash Provided by Financing Activities        2,175           10,800
                                             -----------       ----------

Increase in Cash                                       -              500

Cash, Beginning of Period                            195                -
                                             -----------       ----------

Cash, End of Period                          $       195       $      500
                                             ===========       ==========

Interest Paid                                $         -       $        -
                                             ===========       ==========

Income Taxes Paid                            $         -       $        -
                                             ===========       ==========






The accompanying notes are an integral part of the financial statements.

                           ANTARES CAPITAL CORP.

                        NOTES TO FINANCIAL STATEMENTS
                         June 30, 2000 (Unaudited)


(1)   Condensed Financial Statements

The financial statements included herein have been prepared by Antares Capital Corp. without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in the financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted as allowed by such rules and regulations, and Antares Capital Corp. believes that the disclosures are adequate to make the information presented not misleading. It is suggested that these financial statements be read in conjunction with the December 31, 1999 audited financial statements and the accompanying notes thereto. While management believes the procedures followed in preparing these financial statements are reasonable, the accuracy of the amounts are in some respect's dependent upon the facts that will exist, and procedures that will be accomplished by Antares Capital Corp. later in the year.

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

The Company generated no revenues during the quarter ended June 30, 2000, and management does not anticipate any revenues until following the conclusion of a merger or acquisition, if any, as contemplated by the Company's business plan.

The Company's capital is limited. The Company anticipates operational costs will be limited until such time as significant evaluation work is undertaken regarding prospective mergers or acquisitions.

At June 30, 2000, the Company had no material commitments for capital expenditures.

                         PART II. OTHER INFORMATION

Item 1.  Legal Proceedings

         None.

Item 2.  Changes in Securities

         None.

Item 3.  Defaults upon Senior Securities

         None.

Item 4.  Submission of Matters to a Vote of Security Holders

         None.

Item 5.  Other Information

         None.

Item 6.  Exhibits and Reports on Form 8-K

     (a)   Exhibits.  The following exhibit is being filed with this report:

           Exhibit 27   Financial Data Schedule

     (b)   Reports on Form 8-K.  None

                                SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                   ANTARES CAPITAL CORP.



Date: August 11, 2000              By:/s/ Joseph J. Peirce
                                      Joseph J. Peirce, President

                               EXHIBIT INDEX
EXHIBIT                                              METHOD OF FILING
-------                                        -----------------------------
  27.    FINANCIAL DATA SCHEDULE               Filed herewith electronically