Form 10QSB
period 2001-06-26
ANTARES CAPITAL CORP
filed 2001-07-31
CIK 852816

U. S. SECURITIES AND EXCHANGE COMMISSION

Washington, D. C. 20549

_____________________________________________

FORM 10-QSB

(Mark One)

[X] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended March 31, 2001

[ ] Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the transition period from ________ to ________

Commission File Number 0-23857

_________________________________________________

ANTARES CAPITAL CORP.

(Exact name of small business issuer as specified in its charter)
Colorado (State or other jurisdiction of incorporation or organization)	84-1503839 (IRS Employer Identification No.)

7545 Irvine Center, 2nd Floor

Irvine, California 92618

(Address of Principal Executive Offices)

(949) 623-8436

(Issuer's telephone number)

Not Applicable

(Former name, former address and former fiscal year, if changed since last report)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X; No

APPLICABLE ONLY TO CORPORATE ISSUERS

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: 10,000,000 shares of its Common Stock, $0.01 par value, as of June 26 2001.

ANTARES CAPITAL CORP.

FORM 10-QSB REPORT INDEX

REVIEW REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANT

The Board of Directors

Antares Capital Corp.

Irvine, California

We have reviewed the accompanying balance sheet of Antares Capital Corp. as of March 31, 2001, and the related statements of operations and cash flows for the three months then ended, in accordance with Statements on Standards for Accounting and Review Services issued by the American Institute of Certified Public Accountants. All information included in these financial statements is the representation of the management of Antares Capital Corp.

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

Schumacher and Associates, Inc.

Certified Public Accountants

2525 Fifteenth Street, Suite 3H

Denver, Colorado 80211

June 13, 2001

PART I. FINANCIAL INFORMATION:

Item 1. Financial Statements

ANTARES CAPITAL CORP.

(a Development Stage Company)

BALANCE SHEETS

(Unaudited)

ASSETS	March 31, 2001	December 31, 2000
Current Assets:
Cash	$ 0	$ 195
Total Current Assets	0	195

Organization Costs, net of amortization	4,407	4,810

TOTAL ASSETS	$ 4,407	$ 5,005

LIABILITIES AND STOCKHOLDERS' DEFICIT

Current Liabilities:
Accounts payable	$4,580	$ 8,213
Accounts payable, related party	5,705	376
Total current liabilities	10,285	8,589

Stockholders' Deficit
Preferred stock, no par value 5,000,000 shares authorized, none issued and outstanding	0	0

Common stock, no par value, 100,000,000 shares authorized; 2,000,000 shares issued and outstanding at March 31, 2001 and December 31, 2000	9,050	9,050
Additional paid-in capital	15,300	14,400
Accumulated (deficit)	(30,228)	(27,034)
Total Stockholders' Deficit	(5,878)	(3,584)

TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT	$ 4,407	$ 5,005

The accompanying notes are an integral part of these financial statements.

ANTARES CAPITAL CORP.

(a Development Stage Company)

STATEMENTS OF OPERATIONS

Three months ended March 31, 2001 and 2000

(Unaudited)
	2001	2000

Revenues	$ --	$ --

Operating expenses:
Amortization	403	402
Professional Fees	2,001	2,927
Rent	300	300
Other	490	--
Total operating expenses	3,194	3,629

(Loss) From Operations	(3,194)	(3,629)

Net (Loss)	(3,194)	($ 3,629)

Basic and Diluted Earnings Per Share of Common Stock	$ 0.00	$ 0.00
Weighted Average Number of Common Shares Outstanding	2,000,000	2,000,000

The accompanying notes are an integral part of these financial statements

ANTARES CAPITAL CORP.

(a Development Stage Company)

STATEMENTS OF CASH FLOWS

Three months ended March 31, 2001 and 2000

(Unaudited)
	2001	2000
Cash flows from Operating Activities:
Net loss	($ 3,194)	($ 3,629)
Adjustments to reconcile net loss to net cash used by operating activities:
Amortization	403	403
(Increase) in accounts payable	(3,633)	1,951

Net cash (used) in Operating Activities:	(6,424)	(1,275)

Net cash provided (used) by Investing Activities:	0	0

Net cash provided (used) by Financing Activities:
Increase in common stock and additional paid-in capital	900	900
Advances from related party	5,329	375

Net cash provided by Financing Activities:	6,229	1,275

NET INCREASE (DECREASE) IN CASH	$ (195)	$ 0

CASH AT BEGINNING OF PERIOD	$ 195	$ 195

CASH AT END OF PERIOD	$ --	$ 195

SUPPLEMENTAL DISCLOSURES:

Cash paid for interest	$ 0	$ 0
Income taxes paid	$ 0	$ 0

The accompanying notes are an integral part of these financial statements.

ANTARES CAPITAL CORP.

(a Development Stage Company)

NOTES TO FINANCIAL STATEMENTS

March 31, 2001 (Unaudited)

Note 1 Condensed Financial Statements

The financial statements included herein have been prepared by Antares Capital Corp. (the "Company") without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in the financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted as allowed by such rules and regulations, and the Company believes that the disclosures are adequate to make the information presented not misleading. It is suggested that these financial statements be read in conjunction with the December 31, 2000 audited financial statements and the accompanying notes thereto. While management believes the procedures followed in preparing these financial statements are reasonable, the accuracy of the amounts are in some respects dependent upon the facts that will exist, and procedures that will be accomplished by the Company later in the year.

The management of the Company believes that the accompanying unaudited condensed financial statements contain all adjustments (including normal recurring adjustments) necessary to present fairly the operations and cash flows for the periods presented.

Note 2 Basis of Presentation - Going Concern

The accompanying financial statements have been prepared in conformity with generally accepted accounting principles, which contemplates continuation of the Company as a going concern. However, the Company has sustained operating losses since its inception and has a net capital deficiency. This fact raises substantial doubt as to the Company's ability to continue as a going concern. Management is attempting to raise additional capital.

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

Note 3 - Subsequent Events

Effective May 19, 2001, the Company completed a business combination transaction whereby the Company acquired 100% ownership of an entity in exchange for the newly issued stock of the Company. In conjunction with this transaction, 1,600,000 shares of the Company's common stock were tendered for $50,000.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.

Certain statements in this Quarterly Report Under Section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended March 31, 2001 on Form 10-QSB, may constitute "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995 (the "Reform Act"). Such forward-looking statements involve known and unknown risks, uncertainties, and other factors which may cause the actual results, performance or achievements of the Company to be materially different from any future results, performance or achievements, expressed or implied by such forward-looking statements. Factors that could cause or contribute to such differences include, but are not limited to, those discussed herein.

The words "believe", "expect", "anticipate", "seek" and similar expressions identify forward-looking statements. Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date the statement was made.

Results of Operation

Results of Operations for the Three Months ended March 31, 2001

During the three months ended March 31, 2001, the Company had no revenues and incurred a net loss of ($3,194). The net loss was attributable to amortization of organizational costs, rent and professional fees. The Company was not in active operations during the quarter ended March 31, 2001. After the end of the quarter, the Company acquired all of the common stock of Nuways, Inc. (see below).

Liquidity and Capital Resources

At March 31, 2001, the Company had current assets of $0, and accounts payable of $10,705. In connection with the acquisition of Nuways on May 19, 2001, the Company's accounts payable were satisfied by the principles of Nuways. At March 31, 2001, the Company had no material commitments for capital expenditures.

Acquisition of Nuways, Inc.

Pursuant to an Agreement and Plan of Reorganization (the "Acquisition Agreement") executed on May 19, 2001, the Company acquired 960 shares of common stock of Nuways, Inc., a Delaware corporation ("Nuways"), from the sole shareholders thereof in exchange for 9,600,000 shares of common stock of the Company (the "Acquisition"). Each shareholder of Nuways received 10,000 shares of common stock of the Company for each share of Nuways. In addition, the Company agreed to repurchase 1,600,000 shares of common stock from certain shareholders of the Company in consideration for $50,000. Of that amount, $25,000 was paid immediately to the selling shareholders, and the balance of $25,000 was placed in escrow. The escrowed funds will be paid to the selling shareholders in the event the Company is approved for trading on any exchange other than the pink sheets on or before December 31, 2001, and otherwise will be returned to the Company. The Company also agreed to pay $6,000 in legal, accounting and edgarization fees relating to the preparation and filing of the Company's annual report for the year ended December 31, 2000. Finally, the Company granted the original remaining shareholders of the Company, who retained 400,000 shares of common stock in the Company after giving effect to the transactions contemplated by the Acquisition Agreement, piggyback registration rights, in which the Company is obligated to include their shares in any registration statement filed under the Securities Act of 1933 (other than a registration statement on Form S-4 or S-8) within two years of the date of closing of the Acquisition.

The Acquisition was approved by the unanimous consent of the Board of Directors of the Company on March 21, 2001, and closed on May 19, 2001, when the last shareholder of Nuways executed the Acquisition Agreement. As a result of and pursuant to the Acquisition, Joseph J. Peirce and Timothy J. Brasel resigned as the sole directors and officers of the Company. Simultaneously, Peter J. Ferras, Fred Wallace and John Horne were appointed as the directors and of the Company. Peter J. Ferras was additionally appointed chairman of the board, president and chief executive officer of the Company, and Fred Wallace was appointed treasurer, secretary and chief financial officer of the Company.

The Company had 2,000,000 shares of common stock issued and outstanding prior to the Acquisition, and 10,000,000 shares of common stock issued and outstanding immediately following the Acquisition.

Following the acquisition of Nuways, Inc. on May 19, 2001, the Company's business is the development and marketing of software and techniques to increase the visibility and effectiveness of advertising over the internet. Prior to the Acquisition, Nuways had minimal operations and revenues. Its business plan consisted of ideas developed by Nuways' principles (who are now the principles of the Company) to develop software and techniques to increase the visibility and effectiveness of advertising over the internet.

The Company believes that a significant problem of internet has been the general ineffectiveness of banner advertising, the predominant form of advertising, which has led to well-publicized declines in ad rates on the internet and the resulting failure of a large number of internet sites whose economic model depended on advertising revenue. The Company believes that the main problem with banner advertising is the relative ease with which users can ignore the ad when accessing websites.

To provide a solution to banner ads, the Company plans to develop software to increase the entertainment value of internet ads. Among the projects under development are:

-- software which will download media rich commercials to an internet users computer, and replay the commercials during subsequent dialups to the internet service provider;

-- software which will transmit media rich commercials to internet users who access the internet through a means providing greater bandwidth, primarily DSL or cable modem access.

In addition, the Company plans to offer other internet related services, such as search engine tools to announce new web sites to a large number of search engines and directories quickly and efficiently, e-commerce website development and related services.

The Company plans to raise capital to finance its business plan through a private offering to a limited number of investors in the near future.

PART II. OTHER INFORMATION.

Item 1. Legal Proceedings.

Not Applicable.

Item 2. Changes in Securities.

Not Applicable.

Item 3. Defaults Upon Senior Securities.

Not Applicable.

Item 4. Submission of Matters to a Vote of Security Holders.

Not Applicable.

Item 5. Other Information.

Not Applicable.

Item 6. Exhibits and Reports on Form 8-K.

(a) Exhibits.

None.

(b) Reports on Form 8-K.

None.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.
ANTARES CAPITAL CORP.
Date: June 26, 2001	/s/ Fred Wallace
By: Fred Wallace, Chief Financial Officer